Form 10-Q
period 2022-03-31
UTA Acquisition Corp
filed 2022-05-10
CIK 1879221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, the registrant had 23,000,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

UTA Acquisition Corporation

Condensed Balance Sheets

	March 31, 2022 (Unaudited)	December 31, 2021
Assets:
Cash	$146,040	$416,437
Prepaid expenses	658,658	613,766
Total current assets	804,698	1,030,203
Marketable securities held in Trust Account	234,549,959	234,606,064
Prepaid expenses – non-current	389,712	532,871
Total Assets	$235,744,369	$236,169,138

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities
Accrued expenses	$68,716	$93,008
Payable to affiliate	30,000	—
Working capital loan - related party	274,127	274,127
Total current liabilities	372,843	367,135
Deferred underwriters fee	8,050,000	8,050,000
Total Liabilities	8,422,843	8,417,135

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 23,000,000 shares outstanding at redemption value	234,549,959	234,606,064

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding, excluding 23,000,000 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,229,008)	(6,854,636)
Total Shareholders' Deficit	(7,228,433)	(6,854,061)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$235,744,369	$236,169,138

The accompanying notes are an integral part of these financial statements

UTA Acquisition Corporation

Condensed Statement of Operations

(Unaudited)

Three months ended March 31, 2022
Formation and operating costs	$374,372
Loss from operations	(374,372)
Interest income	58,680
Unrealized loss on U.S. treasuries held in Trust	(114,785)
Net loss	$(430,477)

Weighted average shares outstanding of class A ordinary shares subject to possible redemption, basic and diluted	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$(0.02)
Weighted-average Class B ordinary outstanding, basic and diluted, non-redeemable shares	$5,750,000
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.01)

The accompanying notes are an integral part of these financial statements

UTA Acquisition Corporation

Condensed Statement of Changes in Stockholders’ Deficit and Class A Shares Subject to Possible Redemption

(Unaudited)

	Class A ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	23,000,000	$234,606,064	5,750,000	$575	$—	$(6,854,636)	$(6,854,061)
Accretion of Class A ordinary shares to redemption value	—	(56,105)	—	—	—	56,105	56,105
Net loss	—	—	—	—	—	(430,477)	(430,477)
Balance – March 31, 2022	23,000,000	$234,549,959	5,750,000	$575	$—	$(7,229,008)	$(7,228,433)

The accompanying notes are an integral part of these financial statements

UTA Acquisition Corporation

Condensed Statement of Cash Flows

(Unaudited)

For the three months ended March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(430,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on securities held in trust account	(58,680)
Unrealized loss on securities held in trust account	114,785
Changes in operating assets and liabilities:
Prepaid expenses	98,267
Accrued expenses	5,708
Net cash used in operating activities	(270,397)

Net change in cash	(270,397)
Cash – Beginning	416,437
Cash – Ending	$146,040
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$56,105

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“IPO”) described below, and identifying a target for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

UTA Acquisition Corporation

Notes to the Financial Statements

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had $146,040 in cash and working capital of $431,855. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor agreed to loan the Company an aggregate of up to $2,500,000 funds as may be required (“Working Capital Loans”). As of March 31, 2022, the Company had $274,127 in outstanding borrowings under such Working Capital Loans.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the

UTA Acquisition Corporation

Notes to the Financial Statements

SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented have been reflected herein. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected through December 31, 2022, or for any future periods.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be “cash equivalents.” The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

As of March 31, 2022 and December 31, 2021, the Company’s portfolio of investments held in the Trust Account are comprised solely of cash and U.S. government securities with a maturity of 185 days or less. Marketable securities held in the Trust Account are classified as trading securities and presented on the balance sheet at fair value at the end of the period. Gains and losses resulting from the change in fair value of these investments are included in unrealized gain (loss) on U.S. treasuries held in Trust in the accompanying condensed statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of its cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2022, the Company has not experienced losses on its account and management believes the Company is not exposed to significant risks on such account.

UTA Acquisition Corporation

Notes to the Financial Statements

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders' equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the three months ended March 31, 2022, the Company recorded a downward accretion to redemption value of $56,105, all of which was recorded in accumulated deficit.

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred that are directly related to the IPO and were charged against the carrying values of Class A ordinary shares and the warrants sold in the Units, based on their respective relative fair values. Accordingly, upon consummation of the IPO on December 6, 2021, offering costs in the aggregate of $13,252,780 were recognized, of which $12,723,198 and $529,582 was allocated to Class A ordinary shares and the public warrants, respectively. During the three months ended March 31, 2022, no offering costs were incurred or recorded.

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

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income loss per ordinary share.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

For the three months ended March 31, 2022
Net loss	$(430,477)
Accretion of temporary equity to redemption value	56,105
Net loss including accretion of temporary equity to redemption value	$(374,372)

UTA Acquisition Corporation

Notes to the Financial Statements

	For the three months ended March 31, 2022
	Class A	Class B
Total number of shares	23,000,000	5,750,000
Ownership percentage	80%	20%
Total loss allocated by Class	$(344,382)	$(86,095)
Plus: Accretion allocated based on ownership percentage	44,884	11,221
Less: Accretion applicable to Class A redeemable Shares	(56,105)	—
Total loss by Class	$(355,603)	$(74,874)
Denominator
Weighted average shares	23,000,000	5,750,000
Basic and diluted net loss per ordinary share	$(0.02)	$(0.01)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

As of March 31, 2022 and December 31, 2021, the Company’s assets measured at fair value on a recurring basis consist solely of U.S. Treasuries held in Trust classified within Level 1 of the fair value hierarchy. The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Working Capital Loans—Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor agreed to loan the Company an aggregate of up to $2,500,000 funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans are non-interest bearing and due at the earlier of (i) September 6, 2023, (ii) the date of consummation of a Business Combination or, (iii) pursuant to acceleration of the obligations upon an event of default. At the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The embedded feature to settle the Working Capital Loans upon the occurrence of an event of default is clearly and closely related to the debt host and is therefore not required to be separated. As of March 31, 2022 and December 31, 2021, the Company had $274,127 in outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

On December 1, 2021, the Company entered into an agreement that provides that, commencing on the closing of the IPO and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. The Sponsor subsequently agreed to waive any fees that would have been payable by the Company under the agreement for the month of December 2021. For the three months ended March 31, 2022, $30,000 was incurred and recognized in formation and operating costs in the condensed statement of operations. As of March 31, 2022 and December 31, 2021, $30,000 and $0, respectively, was payable and included in payable to affiliate on the condensed balance sheet.

UTA Acquisition Corporation

Notes to the Financial Statements

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates. For the three months ended March 31, 2022, no such expenditures were incurred.

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

Note 6—Class A Ordinary Shares Subject to Possible Redemption

The Company is authorized to issue 80,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 shares of Class A ordinary shares outstanding, all of which were subject to redemption. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.

As of March 31, 2022, Class A ordinary shares reflected on the balance sheet is reconciled as follows:

Class A ordinary shares subject to possible redemption - December 31, 2021	$234,606,064
Less:
Accretion of carrying value to redemption value	(56,105)
Class A ordinary shares subject to possible redemption - March 31, 2022	$234,549,959

Note 7—Shareholder’s Equity

Preference Shares —The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, there were no preference shares issued and outstanding.

UTA Acquisition Corporation

Notes to the Financial Statements

Class A Ordinary Shares —The Company is authorized to issue 80,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022, there were 23,000,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and classified as temporary equity in the accompanying balance sheet (see Note 6).

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

Warrants — As of March 31, 2022 and December 31, 2021, the Company had 11,500,000 and 11,200,000 Public Warrants and Private Placement Warrants outstanding, respectively. The Company accounts for both the Public and Private Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants meet the criteria for equity treatment thereunder, each warrant must be recorded within equity.

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

UTA Acquisition Corporation

Notes to the Financial Statements

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

Note 8—Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date through the date these financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2022 were identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $430,477, which resulted entirely from $374,372 in formation and operating costs and $114,785 in unrealized loss on U.S. treasuries held in the Trust Account, offset by interest income from the treasuries of $58,680.

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

As of March 31, 2022, we had cash outside our Trust Account of $146,040 and had working capital of $431,855. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor agreed to loan us funds of up to $2,500,000 as may be required (the “Working Capital Loans”). If we complete our initial business combination, we may repay such Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, such Working Capital Loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. As of March 31, 2022, we had $274,127 outstanding under the Working Capital Loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor agreed to loan us funds as may be required (“Working Capital Loans”), up to $2,500,000. If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans are due at the earlier of September 6, 2023 and the date of consummation of a Business Combination or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, we had borrowings of $274,127 under the Working Capital Loans.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statement of operations includes a presentation of income (loss) per Class A redeemable common stock and loss per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock for the three months ended March 31, 2022, reflective of the respective participation rights.

Recent Accounting Standards

The Company’s management does not believe that any recently issued accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Item 4. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, except for those included below. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 6, 2021, the Company consummated its initial public offering of 23,000,000 units at $10.00 per unit, generating gross proceeds of $230,000,000. Credit Suisse Securities (USA) LLC acted as the sole book-running manager and underwriter of the offering. The securities sold in the initial public offering were registered under the

Securities Act on a registration statement on Form S-1 (No. 333-260967). The SEC declared the registration statement effective on December 1, 2021.

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

There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in the Company’s final prospectus related to the initial public offering. For a description of the use of the proceeds generated from the initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTA Acquisition Corporation

Date: May 10, 2022	By:	/s/ Clinton Foy
Clinton Foy
Co-Chief Executive Officer

Date: May 10, 2022	By:	/s/ Chris Jefferis
Chris Jefferis
Chief Financial Officer