Form 10-Q
period 2022-06-30
UTA Acquisition Corp
filed 2022-08-12
CIK 1879221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, the registrant had 23,000,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	F-2
Condensed Statements of Operations for the three and six months ended June 30, 2022 (Unaudited)	F-3
Condensed Statement of Changes in Shareholders’ Deficit and Class A Shares Subject to Possible Redemption for the three and six months ended June 30, 2022 (Unaudited)	F-4
Condensed Statement of Cash Flows for the six months ended June 30, 2022 (Unaudited)	F-5
Notes to the Condensed Financial Statements (Unaudited)	F-6

UTA Acquisition Corporation

Condensed Balance Sheets

	June 30, 2022 (Unaudited)	December 31, 2021
Assets:
Cash	$3,941	$416,437
Prepaid expenses	627,076	613,766
Total current assets	631,017	1,030,203
Marketable securities held in Trust Account	234,847,865	234,606,064
Prepaid expenses – non-current	244,961	532,871
Total Assets	$235,723,843	$236,169,138

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities
Accrued expenses	$2,739	$93,008
Payable to affiliate	60,000	—
Working capital loan - related party	274,127	274,127
Total current liabilities	336,866	367,135
Deferred underwriters fee	8,050,000	8,050,000
Total Liabilities	8,386,866	8,417,135

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 23,000,000 shares outstanding at redemption value	234,847,865	234,606,064

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding, excluding 23,000,000 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,511,463)	(6,854,636)
Total Shareholders' Deficit	(7,510,888)	(6,854,061)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$235,723,843	$236,169,138

The accompanying notes are an integral part of these financial statements

UTA Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30, 2022	Six months ended June 30, 2022
Formation and operating costs	$282,455	$656,827
Loss from operations	(282,455)	(656,827)
Interest income	174,841	233,521
Unrealized gain on U.S. treasuries held in Trust	123,065	8,280
Net income (loss)	$15,451	$(415,026)

Weighted average shares outstanding of class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	23,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.00	$(0.01)
Weighted-average Class B ordinary outstanding, basic and diluted, non-redeemable shares	$5,750,000	$5,750,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements

UTA Acquisition Corporation

Condensed Statements of Changes in Stockholders’ Deficit and Class A Shares Subject to Possible Redemption

(Unaudited)

	Class A ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	23,000,000	$234,606,064	5,750,000	$575	$—	$(6,854,636)	$(6,854,061)
Accretion of Class A ordinary shares to redemption value	—	(56,105)	—	—	—	56,105	56,105
Net loss	—	—	—	—	—	(430,477)	(430,477)
Balance – March 31, 2022	23,000,000	$234,549,959	5,750,000	$575	$—	$(7,229,008)	$(7,228,433)
Accretion of Class A ordinary shares to redemption value	—	297,906	—	—	—	(297,906)	(297,906)
Net income	—	—	—	—	—	15,451	15,451
Balance – June 30, 2022	23,000,000	$234,847,865	5,750,000	$575	$—	$(7,511,463)	$(7,510,888)

The accompanying notes are an integral part of these financial statements

UTA Acquisition Corporation

Condensed Statement of Cash Flows

(Unaudited)

For the six months ended June 30, 2022
Cash Flows from Operating Activities:
Net loss	$(415,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on securities held in trust account	(233,521)
Unrealized gain on securities held in trust account	(8,280)
Changes in operating assets and liabilities:
Prepaid expenses	274,600
Accrued expenses	(30,269)
Net cash used in operating activities	(412,496)
Cash flows from Investing Activities:
Proceeds from maturity of U.S. Treasuries held in Trust Account	234,718,663
Investment in money market funds held in Trust Account	(234,718,663)
Net cash used in investing activities	—

Net change in cash	(412,496)
Cash – Beginning	416,437
Cash – Ending	$3,941
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$(241,801)

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“IPO”) described below, and identifying a target for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Trust Account

A total of $234,600,000, comprised of proceeds from the IPO and the sale of the Private Placement Warrants, was placed in the Trust Account, a U.S.-based trust account at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested only in U.S government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the completion of the Company’s initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its public shares if the Company does not complete its initial business combination within 21 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed its initial business combination within 21 months from the closing of the IPO, subject to applicable law.

UTA Acquisition Corporation

Notes to the Financial Statements

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

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

UTA Acquisition Corporation

Notes to the Financial Statements

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had $3,941 in cash and working capital of $294,151. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor agreed to loan the Company an aggregate of up to $2,500,000 funds as may be required (“Working Capital Loans”). As of June 30, 2022, the Company had $274,127 in outstanding borrowings under such Working Capital Loans.

UTA Acquisition Corporation

Notes to the Financial Statements

We do not believe we will need to raise additional funds to meet the expenditures required for operating our business through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented have been reflected herein. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected through December 31, 2022, or for any future periods.

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

UTA Acquisition Corporation

Notes to the Financial Statements

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be “cash equivalents.” The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

As of June 30, 2022, the Company’s portfolio of investments held in the Trust Account is comprised solely of investments in money market funds that invest in U.S. government securities. As of December 31, 2021, the Company’s portfolio of investments held in the Trust Account is comprised solely of cash and U.S. government securities with a maturity of 185 days or less. Marketable securities held in the Trust Account are classified as trading securities and presented on the balance sheet at fair value at the end of the period. Gains and losses resulting from the change in fair value of these investments are included in unrealized gain (loss) on U.S. treasuries held in Trust in the accompanying condensed statement of operations. During the three months ended June 30, 2022, all U.S. treasury securities held in the Trust Account matured, and upon maturity, the funds were invested into a money market fund that invests in U.S. government securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of its cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on its account and management believes the Company is not exposed to significant risks on such account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders' equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the three and six months ended June 30, 2022, the Company recorded accretion to redemption value of $297,906 and $241,801, respectively, all of which was recorded in accumulated deficit.

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred that are directly related to the IPO and were charged against the carrying values of Class A ordinary shares and the warrants sold in the Units, based on their respective relative fair values. Accordingly, upon consummation of the IPO on December 6, 2021, offering costs in the aggregate of $13,252,780 were recognized, of which $12,723,198 and $529,582 was allocated to Class A ordinary shares and the public warrants, respectively. During the three and six months ended June 30, 2022, no offering costs were incurred or recorded.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the three months ended June 30, 2022
Net income	$15,451
Accretion of temporary equity to redemption value	(297,906)
Net income (loss) including accretion of temporary equity to redemption value	$(282,455)

	For the three months ended June 30, 2022
	Class A	Class B
Total number of shares	23,000,000	5,750,000
Ownership percentage	80%	20%
Total income (loss) allocated by Class	12,361	3,090
Less: Accretion allocated based on ownership percentage	(238,325)	(59,581)
Plus: Accretion applicable to Class A redeemable Shares	297,906	—
Total income (loss) by Class	$71,942	$(56,491)
Denominator
Weighted average shares	23,000,000	5,750,000
Basic and diluted net income (loss) per ordinary share	$0.00	$(0.01)

For the six months ended June 30, 2022
Net loss	$(415,026)
Accretion of temporary equity to redemption value	(241,801)
Net loss including accretion of temporary equity to redemption value	$(656,827)

	For the six months ended June 30, 2022
	Class A	Class B
Total number of shares	23,000,000	5,750,000
Ownership percentage	80%	20%
Total loss allocated by Class	$(332,021)	$(83,005)
Less: Accretion allocated based on ownership percentage	(193,441)	(48,360)
Plus: Accretion applicable to Class A redeemable Shares	241,801	—
Total loss by Class	$(283,661)	$(131,365)
Denominator
Weighted average shares	23,000,000	5,750,000
Basic and diluted net loss per ordinary share	$(0.01)	$(0.02)

UTA Acquisition Corporation

Notes to the Financial Statements

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The observability of inputs is impacted by several factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).

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

UTA Acquisition Corporation

Notes to the Financial Statements

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

As of June 30, 2022 and December 31, 2021, the Company’s assets measured at fair value on a recurring basis consist of investments in money market funds that invest in U.S. government securities and U.S. Treasuries, respectively, held in Trust classified within Level 1 of the fair value hierarchy. The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments.

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

UTA Acquisition Corporation

Notes to the Financial Statements

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

Working Capital Loans—Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor agreed to loan the Company an aggregate of up to $2,500,000 funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans are non-interest bearing and due at the earlier of (i) September 6, 2023, (ii) the date of consummation of a Business Combination or, (iii) pursuant to acceleration of the obligations upon an event of default. At the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The embedded feature to settle the Working Capital Loans upon the occurrence of an event of default is clearly and closely related to the debt host and is therefore not required to be separated. As of June 30, 2022 and December 31, 2021, the Company had $274,127 in outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

On December 1, 2021, the Company entered into an agreement that provides that, commencing on the closing of the IPO and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. The Sponsor subsequently agreed to waive any fees that would have been payable by the Company under the agreement for the month of December 2021. For the three and six months ended June 30, 2022, $30,000 and $60,000, respectively, was incurred and recognized in formation and operating costs in the condensed statement of operations. As of June 30, 2022 and December 31, 2021, $60,000 and $0, respectively, was payable and included in payable to affiliate on the condensed balance sheet.

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates. For the three and six months ended June 30, 2022, no such expenditures were incurred.

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

UTA Acquisition Corporation

Notes to the Financial Statements

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

Note 6—Class A Ordinary Shares Subject to Possible Redemption

The Company is authorized to issue 80,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A ordinary shares outstanding, all of which were subject to redemption. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.

As of June 30, 2022, Class A ordinary shares reflected on the balance sheet is reconciled as follows:

Class A ordinary shares subject to possible redemption - December 31, 2021	$234,606,064
Plus:
Accretion of carrying value to redemption value	241,801
Class A ordinary shares subject to possible redemption - June 30, 2022	$234,847,865

Note 7—Shareholder’s Equity

Preference Shares —The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, there were no preference shares issued and outstanding.

Class A Ordinary Shares —The Company is authorized to issue 80,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022, there were 23,000,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and classified as temporary equity in the accompanying balance sheet (see Note 6).

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

Warrants — As of June 30, 2022 and December 31, 2021, the Company had 11,500,000 and 11,200,000 Public Warrants and Private Placement Warrants outstanding, respectively. The Company accounts for both the Public and Private Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants meet the criteria for equity treatment thereunder, each warrant must be recorded within equity.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three and six months ended June 30, 2022 were identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $15,451, which resulted entirely from interest income from marketable securities held in the Trust Account of $174,841 and unrealized gain on the securities of $123,065, offset by formation and operating costs of $282,455.

For the six months ended June 30, 2022, we had a net loss of $415,026, which resulted entirely from formation and operating costs of $656,827, offset by interest income from the marketable securities held in the Trust Account of $233,521 and unrealized gain on the securities of $8,521.

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

As of June 30, 2022, we had cash outside our Trust Account of $3,941 and had working capital of $294,151. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor agreed to loan us funds of up to $2,500,000 as may be required (the “Working Capital Loans”). If we complete our initial business combination, we may repay such Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, such Working Capital Loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. As of June 30, 2022, we had $274,127 outstanding under the Working Capital Loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor agreed to loan us funds as may be required (“Working Capital Loans”), up to $2,500,000. If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans are due at the earlier of September 6, 2023 and the date of consummation of a Business Combination or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, we had borrowings of $274,127 under the Working Capital Loans.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statement of operations includes a presentation of income (loss) per Class A redeemable common stock and loss per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock for the three and six months ended June 30, 2022, reflective of the respective participation rights.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, and our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

UTA Acquisition Corporation

Date: August 12, 2022	By:	/s/ Clinton Foy
Clinton Foy
Co-Chief Executive Officer

Date: August 12, 2022	By:	/s/ Chris Jefferis
Chris Jefferis
Chief Financial Officer