Form 10-Q
period 2022-09-30
UTA Acquisition Corp
filed 2022-11-10
CIK 1879221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had 23,000,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	F-2
Condensed Statements of Operations for the three and nine months ended September 30, 2022, and for the Period from July 15, 2021 (Inception) through September 30, 2021 (Unaudited)	F-3

Condensed Statement of Changes in Shareholders’ Deficit and Class A Shares Subject to Possible Redemption for the three and nine months ended September 30, 2022, and for the Period from July 15, 2021 (Inception) through September 30, 2021 (Unaudited)

F-4
Condensed Statement of Cash Flows for the nine months ended September 30, 2022, and for the Period from July 15, 2021 (Inception) through September 30, 2021 (Unaudited)	F-5
Notes to the Condensed Financial Statements (Unaudited)	F-6

UTA Acquisition Corporation

Condensed Balance Sheets

	September 30, 2022 (Unaudited)	December 31, 2021
Assets:
Cash	$233,922	$416,437
Restricted cash held in Trust Account	37,703	—
Prepaid expenses	700,468	613,766
Marketable securities held in Trust Account	235,944,541	—
Total current assets	236,916,634	1,030,203
Marketable securities held in Trust Account	—	234,606,064
Prepaid expenses – non-current	—	532,871
Total Assets	$236,916,634	$236,169,138

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities
Accrued expenses	$10,661	$93,008
Payable to affiliate	90,000	—
Working capital loan - related party	577,992	274,127
Deferred underwriters fee	8,050,000	—
Total current liabilities	8,728,653	367,135
Deferred underwriters fee	—	8,050,000
Total Liabilities	8,728,653	8,417,135

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 23,000,000 shares outstanding at redemption value	235,982,244	234,606,064

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding, excluding 23,000,000 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,794,838)	(6,854,636)
Total Shareholders' Deficit	(7,794,263)	(6,854,061)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$236,916,634	$236,169,138

The accompanying notes are an integral part of these financial statements

UTA Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022	For the Period from July 15, 2021 (Inception) through September 30, 2021
Formation and operating costs	$283,375	$940,202	$16,505
Loss from operations	(283,375)	(940,202)	(16,505)
Earnings on investments held in Trust Account	1,134,379	1,376,180	-
Net income (loss)	$851,004	$435,978	$(16,505)

Weighted average shares outstanding of class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	23,000,000	-
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.04	$0.03	$-
Weighted-average Class B ordinary outstanding, basic and diluted, non-redeemable shares	$5,750,000	$5,750,000	$5,000,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.01)	$(0.03)	$(0.00)

The accompanying notes are an integral part of these financial statements

UTA Acquisition Corporation

Condensed Statements of Changes in Stockholders’ Deficit and Class A Shares Subject to Possible Redemption

(Unaudited)

For the Three and Nine Months Ended September 30, 2022

	Class A ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	23,000,000	$234,606,064	5,750,000	$575	$—	$(6,854,636)	$(6,854,061)
Accretion of Class A ordinary shares to redemption value	—	(56,105)	—	—	—	56,105	56,105
Net loss	—	—	—	—	—	(430,477)	(430,477)
Balance – March 31, 2022	23,000,000	$234,549,959	5,750,000	$575	$—	$(7,229,008)	$(7,228,433)
Accretion of Class A ordinary shares to redemption value	—	297,906	—	—	—	(297,906)	(297,906)
Net income	—	—	—	—	—	15,451	15,451
Balance – June 30, 2022	23,000,000	$234,847,865	5,750,000	$575	$—	$(7,511,463)	$(7,510,888)
Accretion of Class A ordinary shares to redemption value	—	1,134,379	—	—	—	(1,134,379)	(1,134,379)
Net income	—	—	—	—	—	851,004	851,004
Balance – September 30, 2022	23,000,000	$235,982,244	5,750,000	$575	$—	$(7,794,838)	$(7,794,263)

For the Period from July 15, 2021 (Inception) through September 30, 2021

	Class A ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – July 15, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(16,505)	(16,505)
Balance – September 30, 2021	—	$—	5,750,000	$575	$24,425	$(16,505)	$8,495

The accompanying notes are an integral part of these financial statements

UTA Acquisition Corporation

Condensed Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2022	For the Period from July 15, 2021 (Inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$435,978	$(16,505)
Adjustments to reconcile net loss to net cash provided by operating activities:
Earnings on investments held in Trust Account	(1,376,180)	-
Changes in operating assets and liabilities:
Prepaid expenses	446,169	-
Accrued expenses	7,653	16,505
Net cash provided by operating activities	(486,380)	-
Cash flows from Investing Activities:
Proceeds from sale of money market funds held in Trust Account	235,382,801	-
Proceeds from maturity of U.S. Treasuries held in Trust Account	234,718,663	-
Investment in money market funds held in Trust Account	(234,718,663)
Investment in Treasury Bills held in Trust Account	(235,345,098)	-
Net cash used in investing activities	37,703	-
Cash flows from Financing Activities:
Cash proceeds from working capital loan	303,865	-
Net cash provided by financing activities	303,865	-

Net change in cash	(144,812)	-
Cash and restricted cash – Beginning	416,437	-
Cash and restricted cash – Ending	$271,625	$-
Cash and restricted cash at end of year
Cash	233,922	-
Restricted cash	37,703	-
Total cash and restricted cash at end of year	$271,625	$-
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$(1,376,180)	$-
Deferred offering costs included in accrued offering costs	$-	$299,915
Deferred offering costs funded by Sponsor in exchange for promissory note	$-	$121,525
Prepaid offering and formation costs funded by Sponsor in exchange for Founder Shares	$-	$25,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (“IPO”) described below, and identifying a target for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $271,625 in cash, including $37,703 in restricted cash held in Trust, and current liabilities of $8,728,653. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor agreed to loan the Company an aggregate of up to $2,500,000 funds as may be required (“Working Capital Loans”). As of September 30, 2022, the Company had $577,992 in outstanding borrowings under such Working Capital Loans.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented have been reflected herein. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected through December 31, 2022, or for any future periods. As of September 30, 2022, all assets and liabilities are classified as current, as the Combination Period is within 12 months of the reporting date.

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

Cash and Cash Equivalents

We may consider highly liquid investments with an original maturity of three months or less to be “cash equivalents.” The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Restricted Cash Held in Trust Account

Restricted cash represents cash that is not readily available for general operating needs. The balance consists of cash held in the Trust Account yet to be reinvested. As of September 30, 2022 and December 31, 2021, cash held in the Trust Account classified as restricted cash on the balance sheet amounted to $37,703 and $0, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2022 and December 31, 2021, the Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities with a maturity of 185 days or less. Marketable securities held in the Trust Account are classified as trading securities and presented on the balance sheet at fair value at the end of the period. Gains and losses resulting from the change in fair value of these investments are included in earnings on investments held in Trust Account in the accompanying condensed statement of operations. During the three months ended June 30, 2022, all U.S. treasury securities held in the Trust Account matured, and upon maturity, the funds were invested into a money market fund that invests in U.S. government securities. Subsequently, during the three months ended September 30, 2022, all investments in the money market fund were liquidated, with substantially all proceeds reinvested into U.S. treasury securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of its cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on its account and management believes the Company is not exposed to significant risks on such account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders' equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the three and nine months ended September 30, 2022, the Company recorded accretion to redemption value of $1,134,379 and $1,376,180, respectively, all of which was recorded in accumulated deficit. For the period from July 15, 2021 (inception) through September 30, 2021, no accretion to redemption value was recorded, as no Class A ordinary shares subject to possible redemption were issued or outstanding.

UTA Acquisition Corporation

Notes to the Financial Statements

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred that are directly related to the IPO and were charged against the carrying values of Class A ordinary shares and the warrants sold in the Units, based on their respective relative fair values. Accordingly, upon consummation of the IPO on December 6, 2021, offering costs in the aggregate of $13,252,780 were recognized, of which $12,723,198 and $529,582 was allocated to Class A ordinary shares and the public warrants, respectively. During the three and nine months ended September 30, 2022, no offering costs were incurred or recorded. During the period from July 15, 2021 (inception) through September 30, 2021, offering costs of $421,440 were incurred and recorded as deferred offering costs.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Net loss for the period from inception to IPO was allocated fully to Class B ordinary shares. Diluted net loss per share attributable to ordinary stockholders adjusts the basic net loss per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income loss per ordinary share.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2022	For the Nine Months ended September 30, 2022
Net income	$851,004	$435,978
Accretion of temporary equity to redemption value	(1,134,379)	(1,376,180)
Net income (loss) including accretion of temporary equity to redemption value	$(283,375)	$(940,202)

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Total income (loss) allocated by Class	680,803	170,201	$348,782	$87,196
Less: Accretion allocated based on ownership percentage	(907,503)	(226,876)	(1,100,944)	(275,236)
Plus: Accretion applicable to Class A redeemable Shares	1,134,379	—	1,376,180	—
Total income (loss) by Class	$907,679	$(56,675)	$624,018	$(188,040)
Denominator
Weighted average shares	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income (loss) per ordinary share	$0.04	$(0.01)	$0.03	$(0.03)

For the Period from July 15, 2021 (Inception) through September 30, 2021
Net loss	$(16,505)
Accretion of temporary equity to redemption value	—
Net loss including accretion of temporary equity to redemption value	$(16,505)

UTA Acquisition Corporation

Notes to the Financial Statements

	For the Period from July 15, 2021 (Inception) through September 30, 2021
	Class A	Class B
Total loss allocated by Class	$-	$(16,505)
Less: Accretion allocated based on ownership percentage	—	—
Plus: Accretion applicable to Class A redeemable Shares	—	—
Total loss by Class	$-	$(16,505)
Denominator
Weighted average shares	—	5,000,000
Basic and diluted net loss per ordinary share	$-	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

As of September 30, 2022 and December 31, 2021, the Company’s assets measured at fair value on a recurring basis consist of U.S. Treasuries held in Trust classified within Level 1 of the fair value hierarchy. The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments.

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

Working Capital Loans—Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor agreed to loan the Company an aggregate of up to $2,500,000 funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans are non-interest bearing and due at the earlier of (i) September 6, 2023, (ii) the date of consummation of a Business Combination or, (iii) pursuant to acceleration of the obligations upon an event of default. At the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The embedded feature to settle the Working Capital Loans upon the occurrence of an event of default is clearly and closely related to the debt host and is therefore not required to be separated. As of September 30, 2022 and December 31, 2021, the Company had $577,992 and $274,127, respectively, in outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

On December 1, 2021, the Company entered into an agreement that provides that, commencing on the closing of the IPO and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. The Sponsor subsequently agreed to waive any fees that would have been payable by the Company under the agreement for the month of December 2021. For the three and nine months ended September 30, 2022, $30,000 and $90,000, respectively, was incurred and recognized in formation and operating costs in the condensed statement of operations. As of

UTA Acquisition Corporation

Notes to the Financial Statements

September 30, 2022 and December 31, 2021, $90,000 and $0, respectively, was payable and included in payable to affiliate on the condensed balance sheet.

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates. No such expenditures were incurred for the three and nine months ended September 30, 2022, or for the period from July 15, 2021 (inception) through September 30, 2021.

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

Note 6—Class A Ordinary Shares Subject to Possible Redemption

The Company is authorized to issue 80,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A ordinary shares outstanding, all of which were subject to redemption. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.

As of September 30, 2022, Class A ordinary shares reflected on the balance sheet is reconciled as follows:

Class A ordinary shares subject to possible redemption - December 31, 2021	$234,606,064
Plus:
Accretion of carrying value to redemption value	1,376,180
Class A ordinary shares subject to possible redemption - September 30, 2022	$235,982,244

UTA Acquisition Corporation

Notes to the Financial Statements

As of December 31, 2021, Class A ordinary shares reflected on the balance sheet is reconciled as follows:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(12,723,198)
Amount of proceeds allocated to Public Warrants	(9,190,810)
Plus:
Accretion of carrying value to redemption value	26,520,072
Class A ordinary shares subject to possible redemption	$234,606,064

Note 7—Shareholder’s Equity

Preference Shares —The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued and outstanding.

Class A Ordinary Shares —The Company is authorized to issue 80,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022, and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and classified as temporary equity in the accompanying balance sheet (see Note 6).

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

Warrants — As of September 30, 2022 and December 31, 2021, the Company had 11,500,000 and 11,200,000 Public Warrants and Private Placement Warrants outstanding, respectively. The Company accounts for both the Public and Private Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants meet the criteria for equity treatment thereunder, each warrant must be recorded within equity.

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

UTA Acquisition Corporation

Notes to the Financial Statements

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three and nine months ended September 30, 2022 were identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $851,004, which resulted entirely from earnings on investments held in Trust Account of $1,134,379, offset by formation and operating costs of $283,375.

For the nine months ended September 30, 2022, we had a net income of $435,978, which resulted entirely from earnings on investments held in Trust Account of $1,376,180, offset by formation and operating costs of $940,202.

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

As of September 30, 2022, we had cash outside our Trust Account of $233,922 and current liabilities of $8,728,653. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor agreed to loan us funds of up to $2,500,000 as may be required (the “Working Capital Loans”). If we complete our initial business combination, we may repay such Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, such Working Capital Loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. As of September 30, 2022, we had $577,992 outstanding under the Working Capital Loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor agreed to loan us funds as may be required (“Working Capital Loans”), up to $2,500,000. If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans are due at the earlier of September 6, 2023 and the date of consummation of a Business Combination or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, we had borrowings of $577,992 under the Working Capital Loans.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statement of operations includes a presentation of income (loss) per Class A redeemable common stock and loss per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock for the three and nine months ended September 30, 2022, reflective of the respective participation rights.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

UTA Acquisition Corporation

Date: November 10, 2022	By:	/s/ Clinton Foy
Clinton Foy
Co-Chief Executive Officer

Date: November 10, 2022	By:	/s/ Chris Jefferis
Chris Jefferis
Chief Financial Officer