Form 10-K
period 2022-12-31
UTA Acquisition Corp
filed 2023-03-31
CIK 1879221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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

 If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the Registrant’s Class A shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $234,847,865.

As of March 31, 2023, there were 23,000,000 units of the Registrant’s Class A ordinary shares and 5,750,000 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

UTA ACQUISITION CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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
•

our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases);

•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties;

ii

•	our financial performance; and
•	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

We intend to effectuate a business combination using the proceeds from our initial public offering and the sale of the private placement warrants, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock, and debt. We have not engaged in, and we will not engage in, any operations until we complete a business combination, and we have not generated any operating revenue to date. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. Our entire activity from inception through December 31, 2022 related to our formation, the preparation for our initial public offering and the sale of the private placement warrants, and following the closing of our initial public offering and the sale of the private placement warrants, the search for a prospective target for our initial business combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

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

Subsequent to the completion of our initial public offering, members of our management team and sponsor engaged with their extensive network of relationships to articulate our initial business combination criteria, including the parameters of our search for a target business, and have begun the process of reviewing potential opportunities. This network includes a broad array of content creators, developers, entrepreneurs, venture capitalists, operating executives of public and private companies, private equity sponsors and investment bankers and other contacts.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

As of December 31, 2022, we had approximately $229,310,497 available to consummate an initial business combination after payment of the estimated expenses of our initial public offering (and including our estimated post-offering working capital expenses) and $8,050,000 of deferred underwriting fees. With these funds available for a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Human Capital

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

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 21 months from the closing of the initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the 21-month period. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a SPAC for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the SPAC and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our sponsor will not become subject to regulatory actions related to such efforts.

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

The COVID-19 pandemic and Russia-Ukraine war has adversely affected, and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 or other events restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and perceptions to COVID-19 and its variants and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19, the Russia-Ukraine war, or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19, the Russia-Ukraine war, and other events, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic, the Russia-Ukraine war or other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, or warrant holders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

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

We are exempt from the rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination and/or complete our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination and/or complete our initial business combination.

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

Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping”

around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreements where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

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

The proceeds held in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income earned on the funds held in the trust account and not previously released to us to pay our taxes (less, in the case we are unable to complete our initial business combination, up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial business combination.

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

We are and will be subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

We may not hold an annual general meeting until after the consummation of our initial business combination. Our public shareholders will not have the right to elect or remove directors prior to the consummation of our initial business combination.

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

Pursuant to a registration rights agreement entered into in connection with the initial public offering, at or after the time of our initial business combination, our initial shareholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, our private placement warrants or warrants issued in connection with working capital loans are registered for resale.

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

We may engage the underwriter from our initial public offering or any of its affiliates to provide additional services to us. The underwriter’s deferred underwriting commission will be released from the trust only on a completion of an initial business combination. These financial incentives may cause the underwriter to have potential conflicts of interest in rendering any such additional services to us, after the initial public offering.

We may engage the underwriter or any of its affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriter’s deferred underwriting commission is conditioned on the completion of an initial business combination. The fact that the underwriter’s or any of its affiliates’ financial interests are tied to the consummation of an initial business combination may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of the initial business combination.

Any due diligence in connection with an initial business combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The due diligence undertaken with respect to a potential initial business combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial business combination, and these judgements may be inaccurate.

Due diligence conducted in connection with an initial business combination may not result in the initial business combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial business combination, our Company may subsequently incur substantial impairment charges or other losses. In addition, following an initial business combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 80,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2022, there were 57,000,000 and 14,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2022, there were no preference shares issued and outstanding.

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

•

may significantly dilute the equity interest of public investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

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

Failure to maintain our status as tax resident solely in the Cayman Islands could adversely affect our financial and operating results. Our intention is that prior to our initial business combination we should be resident solely in the Cayman Islands.

Continued attention must be paid to ensure that major decisions by the Company are not made from another jurisdiction, since this could cause us to lose our status as tax resident solely in the Cayman Islands. The composition of the board of directors, the place of residence of the individual members of the board of directors and the location(s) in which the board of directors makes decisions will all be important factors in determining and maintaining our tax residence in the Cayman Islands. If we were to be considered as tax resident within another jurisdiction, we may be subject to additional tax in that jurisdiction, which could negatively affect our financial and operating results, and/or our shareholders’ or warrant holders’ investment returns could be subject to additional or increased taxes (including withholding taxes).

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

As of December 31, 2022, our initial shareholders hold 5,750,000 founder shares (including 5,675,000 held by our sponsor). The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 11,200,000 private placement warrants, each exercisable for one Class A ordinary share, for a purchase price of $11,200,000 in the aggregate, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our shares of common stock at such time is substantially less than $10.00 per share.

Our sponsor has invested in us an aggregate of $11,225,000, comprised of the $25,000 purchase price for the founder shares and the $11,200,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 5,750,000 founder shares would have an aggregate implied value of $57,500,000. Even if the trading price of our shares of common stock were as low as $1.95 per share, and the private placement warrants were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value and our warrants are worthless. Accordingly, our management team, some of whom own interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

We may be able to complete only one business combination with the proceeds of the initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

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

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

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

Our operations are dependent upon a relatively small group of individuals and in particular, Reginald (Reggie) Fils-Aimé, Jamie Sharp, Clinton Foy and Chris Jefferis. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business endeavors, including identifying potential business combinations and monitoring the related due diligence. For a discussion of certain of our officers’ and directors’ other business endeavors, please see “Item 10. Directors, Executive Officers and Corporate Governance.” We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

Our letter agreements with our initial shareholders, officers and directors may be amended without shareholder approval.

Our letter agreements with our initial shareholders, officers and directors contains provisions relating to, among other things, restrictions on transfer of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. While we do not expect our board of directors to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A ordinary shares and warrants currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination, which may negatively impact our ability to consummate our initial business combination.

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

Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant

(including any warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his, her or its warrant for cash. This will have the effect of reducing the potential “upside “ of the holder’s investment in our Company.

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

As of December 31, 2022, we had cash of $153,968 and working capital deficiency of $85,004. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure stockholders that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We have no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination with our Company and may be unable to complete our initial business combination. If we fail to complete our business combination, we will never generate any operating revenues.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable years ended December 31, 2022 and 2021, our current taxable year and our subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable years ended December 31, 2022 and 2021, our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor on written request to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. If is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions resulting from the  invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this Risk Factors” section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

(b) Holders

As of March 31, 2023, there was approximately one holder of record of our units, approximately one holder of record of our separately traded Class A ordinary shares, approximately one holder of record of our separately traded redeemable warrants and approximately four holders of record of our Class B ordinary shares.

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

Overview

We are a blank check company, incorporated as a Cayman Islands exempted company on July 15, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

The following includes our material cash requirements from known contractual obligations as of December 31, 2022:

Related Party Loans

We have short-term Working Capital Loan obligations of $577,992. See Note 4 – Related Party Transactions to the notes of the financial statements for further detail on our Working Capital Loans.

Underwriting Agreement

The underwriters are entitled to a deferred underwriting discount of $0.35 per unit, or $8,050,000 in the aggregate which will be payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

We expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from July 15, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $2,107,899, which resulted entirely from earnings on investments held in Trust Account of $3,388,842, offset by formation and operating costs of $1,280,943.

Liquidity and Capital Resources

	For the year ended December 31, 2022	For the period from July 15, 2021 (inception) through December 31, 2021
Net cash used in operating activities	$97,803	$(1,206,335)
Net cash provided by (used in) investing activities	(663,268)	(234,600,000)
Net cash provided by financing activities	303,865	236,222,772
Net increase (decrease) in cash and restricted cash	$(261,600)	$416,437

Cash used in operating activities

Net cash used in operating activities during the year ended December 31, 2022 was $97,803. Net income of $2,107,899 was affected by realized and unrealized gains on marketable securities held in trust of $2,724,705. Changes in operating assets and liabilities provided $714,609 of cash from operating activities.

Net cash used in operating activities during the period from July 15 2021 (inception) through December 31, 2021 was $1,206,335. Net loss of $220,217, was affected by realized and unrealized gains on marketable securities held in trust of $6,064, formation and operating costs funded from the sale of founder shares to our sponsor of $25,000 and loans from our sponsor under an unsecured promissory note of $30,000. The use of operating cash due to changes in operating assets and liabilities was $1,035,054.

Cash provided by (used in) investing activities

Net cash used in investing activities during the year ended December 31, 2022, was $663,268 proceeds from redemption of Marketable Securities held in Trust Account, offset by investment in Marketable Securities held in Trust Account.

Net cash used in investing activities during the period from July 15, 2021 (inception) through December 31, 2021, consisting primarily of transferring the proceeds from the IPO and the sale of the Private Placement Warrants to the Trust Account of $234,600,000.

Cash provided by financing activities

Net cash provided by financing activities during the year ended December 31, 2022, was $303,865, consisting primarily of proceeds received from the Working Capital Loan.

Cash provided by financing activities during the period from July15, 2021 through December 31, 2021, was $236,222,772, consisting primarily of net proceeds received from the IPO, net of underwriting fees of $4,600,000, of $225,400,000, proceeds from the sale of Private Warrants of $11,200,000 offset by payment of offering costs of $377,228.

The following includes our material cash requirements from known contractual obligations as of December 31, 2022:

Related Party Loans

We have short-term Working Capital Loan obligations of $577,992. See Note 4 – Related Party Transactions to the notes of the financial statements for further detail on our Working Capital Loans.

Underwriting Agreement

We have a short-term deferred underwriting fees liability of $8,050,000. See Note 5 – Commitments and Contingencies to the notes of the financial statements for further detail on our underwriting agreement.

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

As of December 31, 2022, we had cash outside our Trust Account of $153,968 and had a working capital deficiency of $85,004. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor agreed to loan us funds of up to $2,500,000 as may be required (the “Working Capital Loans”), of which $1,922,008 remains available as of December 31, 2022. If we complete our initial business combination, we may repay such Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, such Working Capital Loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

The Company uses funds held outside of the Trust Account and borrowings under the Working Capital Loans to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination.  The Company believes that the funds available may not be sufficient to meet the expenditures required for operating our business through a period of one year from the date of these financial statements.

We may need to obtain additional financing either to complete an initial business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of an initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.  There is no assurance that management would be able to secure these additional funds. As a result, the Company’s management has determined that the current liquidity conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There were no critical accounting estimates. We have identified the following critical accounting policies:

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statement of operations includes a presentation of income (loss) per Class A redeemable common stock and loss per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock, reflective of the respective participation rights. Net income (loss) per ordinary share is computed by dividing allocated net income (loss) applicable to each class of shareholder by the weighted average number of ordinary shares outstanding during the period.

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

Item 7.A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (BDO USA LLP, New York, New York, PCAOB ID#243)	66
FINANCIAL STATEMENTS:
Balance Sheets as of December 31, 2022 and 2021	67
Statement of Operations for the year ended December 31, 2022 and the period from July 15, 2021 (inception) through December 31, 2021	68
Statement of Changes in Stockholders’ Deficit and Class A Shares Subject to Possible Redemption for the year ended December 31, 2022 and the period from July 15, 2021 (inception) through December 31, 2021	69
Statement of Cash Flows for the year ended December 31, 2022 and the period from July 15, 2021 (inception) through December 31, 2021	70
Notes to the Financial Statements	71

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

UTA Acquisition Corporation

New York, NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of UTA Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and Class A shares subject to possible redemption, and cash flows for the year ended December 31, 2022 and the period from July 15, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from July 15, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2022, the Company does not have sufficient cash and working capital to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

New York, New York

March 31, 2023

UTA Acquisition Corporation

Balance Sheet

	December 31, 2022	December 31, 2021
Assets:
Cash	$153,968	$416,437
Restricted cash held in trust	869	—
Prepaid expenses	549,405	613,766
Marketable securities held in Trust Account	237,994,037	—
Total current assets	238,698,279	1,030,203
Marketable securities held in Trust Account	—	234,606,064
Prepaid expenses – non-current	—	532,871
Total assets	$238,698,279	$236,169,138

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities
Accrued expenses	$90,385	$93,008
Related Party Payable	120,000	—
Working capital loan - related party	577,992	274,127
Deferred underwriters fee	8,050,000	—
Total current liabilities	8,838,377	367,135
Deferred underwriters fee	—	8,050,000
Total liabilities	8,838,377	8,417,135

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 23,000,000 shares outstanding at redemption value	237,994,906	234,606,064
Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding, excluding 23,000,000 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,135,579)	(6,854,636)
Total Shareholders' Deficit	(8,135,004)	(6,854,061)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$238,698,279	$236,169,138

The accompanying notes are an integral part of these financial statements

UTA Acquisition Corporation

Statement of Operations

	For the year ended December 31, 2022	For the period from July 15, 2021 (inception) through December 31, 2021
Formation and operating costs	$1,280,943	$226,281
Loss from operations	(1,280,943)	(226,281)
Realized and unrealized gain on marketable securities held in trust	2,724,705	6,064
Interest income on securities held in trust	664,137	-
Net income (loss)	$2,107,899	$(220,217)
Weighted average shares outstanding of class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	3,402,367
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.10	$1.55
Weighted-average Class B ordinary outstanding, basic and diluted, non-redeemable shares	$5,750,000	$5,511,834
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.04)	$(1.00)

The accompanying notes are an integral part of these financial statements

UTA Acquisition Corporation

Statement of Changes in Stockholders’ Deficit and Class A Shares Subject to Possible Redemption

	Class A ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – July 15, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Sale of 23,000,000 Units, net of issuance costs	23,000,000	208,085,992	—	—	—	—	—
Public Warrant allocation, net of issuance costs	—	—	—	—	8,661,228	—	8,661,228
Sale of 11,200,000 private placement warrants	—	—	—	—	11,200,000	—	11,200,000
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Accretion of Class A ordinary shares to redemption value	—	26,520,072	—	—	(19,885,653)	(6,634,419)	(26,520,072)
Net loss			—	—	—	(220,217)	(220,217)
Balance – December 31, 2021	23,000,000	$234,606,064	5,750,000	$575	$-	$(6,854,636)	$(6,854,061)
Accretion of Class A ordinary shares to redemption value	—	3,388,842	—	—	—	(3,388,842)	(3,388,842)
Net income	—	—	—	—	—	2,107,899	2,107,899
Balance – December 31, 2022	23,000,000	$237,994,906	5,750,000	$575	—	$(8,135,579)	$(8,135,004)

 ,

The accompanying notes are an integral part of these financial statements

UTA Acquisition Corporation

Statement of Cash Flows

	For the year ended December 31, 2022	For the period from July 15, 2021 (inception) through December 31, 2021
Cash flows from Operating Activities:
Net income (loss)	$2,107,899	$(220,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized and unrealized gain on marketable securities held in trust	(2,724,705)	(6,064)
Formation and operating costs funded by Sponsor in exchange for working capital loans	—	30,000
Formation and operating costs funded by Sponsor in exchange for founder shares	—	25,000
Changes in operating assets and liabilities:
Prepaid expenses	597,232	(1,128,062)
Accrued expenses	117,377	93,008
Net cash provided by (used in) operating activities	97,803	(1,206,335)
Cash flows from Investing Activities:
Proceeds from redemption of Marketable Securities held in Trust Account	706,755,732	—
Investment in Marketable Securities held in Trust Account	(707,419,000)	(234,600,000)
Net cash provided by (used in) investing activities	(663,268)	(234,600,000)
Cash flows from Financing Activities:
Cash proceeds from sale of Units, net of $4,600,000 underwriting discounts paid	—	225,400,000
Cash proceeds from sale of Private Warrants	—	11,200,000
Payment of offering costs	—	(377,228)
Cash proceeds from working capital loan	303,865	—
Net cash provided by financing activities	303,865	236,222,772

Net change in cash and restricted cash	(261,600)	416,437
Cash and restricted cash – beginning of period	416,437	—
Cash and restricted cash – end of period	$154,837	$416,437
Supplemental disclosure of non-cash investing and financing activities:
Formation and operating costs funded by Sponsor in exchange for founder shares	$—	$25,000
Prepaid expenses funded by Sponsor in exchange for working capital loans	$—	$18,575
Formation and operating costs funded by Sponsor in exchange for working capital loans	$—	$30,000
Offering costs funded by Sponsor in exchange for working capital loans	$—	$225,552
Initial measurement of Class A ordinary shares subject to possible redemption, net of $12,723,198 in allocated offering costs	$—	$208,085,992
Fair value of Public Warrants allocated to additional paid-in-capital, net of $529,582 in allocated offering costs	$—	$8,661,228
Accretion of Class A ordinary shares to redemption value	$3,388,842	$26,520,072
Deferred underwriters fee charged to additional paid-in-capital	$—	$8,050,000

The accompanying notes are an integral part of these financial statements

UTA Acquisition Corporation

Notes to Financial Statements

Note 1—Description of Organization, Business Operations and Basis of Presentation

UTA Acquisition Corporation (the “Company”) was incorporated as a Cayman Island exempted company on July 15, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination.  The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. As further discussed in the Business Combination section below, the Company has until September 6, 2023 to complete a Business Combination

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from July 15, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Trust Account

A total of $234,600,000, comprised of proceeds from the IPO and the sale of the Private Placement Warrants, was placed in the Trust Account, a U.S.-based trust account at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested only in U.S government treasury bills with a maturity of 185 days or less. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the completion of the Company’s initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its public shares if the Company does not complete its initial business combination within 21 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed its initial business combination within 21 months from the closing of the IPO, subject to applicable law. As of December 31, 2022 and 2021, marketable securities held in the Trust Account amounted to $237,994,037 and $234,606,064, respectively.

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

If the Company is unable to complete a Business Combination within 21 months from the closing of the IPO (the “Combination Period”), September 6, 2023, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less amounts released to pay taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had $153,968 in cash and working capital deficiency of $85,004. The working capital calculation excludes amounts held in the Trust Account from current assets and excludes deferred underwriters’ fees from current liabilities. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor agreed to loan the Company an aggregate of up to $2,500,000 funds as may be required (“Working Capital Loans”). As of December 31, 2022 the Company had $577,992 in outstanding borrowings under such Working Capital Loans.

The Company uses funds held outside of the Trust Account and borrowings under the Working Capital Loans to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination.  The Company believes that the funds available may not be sufficient to meet the expenditures required for operating our business through a period of one year from the date of these financial statements.

We may need to obtain additional financing either to complete an initial business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of an initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.  There is no assurance that management would be able to secure these additional funds.  As a result, the Company’s management has determined that the current liquidity conditions raise substantial doubt about our ability to continue as a going concern.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. As of December 31, 2022, all assets and liabilities are classified as current, as the Combination Period is within 12 months of the reporting date.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be “cash equivalents.”  The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Restricted Cash Held in Trust Account

Restricted cash represents cash that is not readily available for general operating needs. The balance consists of cash held in the Trust Account yet to be reinvested. As of December 31, 2022 and 2021, cash held in the Trust Account classified as restricted cash on the balance sheet amounted to $869 and $0, respectively.

Marketable Securities Held in Trust Account

As of December 31, 2022 and 2021 the Company’s portfolio of investments held in the Trust Account are comprised solely of cash and U.S. government securities with a maturity of 185 days or less. Marketable securities held in the Trust Account are classified as trading securities and presented on the balance sheet at fair value at the end of the period. Gains and losses resulting from the change in fair value of these investments are included in unrealized gain (loss) on U.S. treasuries held in Trust in the accompanying statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of its cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company holds regular communications with financial institutions to discuss current market exposures to assess the financial strength and credit worthiness of parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited. As of December 31, 2022 and 2021, the Company has not experienced losses on its account and management believes the Company is not exposed to significant risks on such account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders' equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional capital, in accumulated deficit. For the year ended December 31, 2022, the Company recorded an accretion of $3,388,842, all of which was recorded in accumulated deficit. For the period from July 15, 2021 (inception) through December 31, 2021, the Company recorded an accretion of $26,520,072, $19,885,653 of which was recorded in additional paid-in capital and $6,634,419 was recorded in accumulated deficit.

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred that are directly related to the IPO and are charged against the carrying values of Class A ordinary shares and the warrants sold in the Units, based on their respective relative fair values. During the For the year ended December 31, 2022, no offering costs were incurred or recorded. For the period from July 15, 2021 (inception) through December 31, 2021, offering costs in the aggregate of $13,252,780 were recognized, of which $12,723,198 and $529,582 was allocated to Class A ordinary shares and the public warrants, respectively.

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

The following tables reflect the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the year ended December 31, 2022	For the period from July 15, 2021 (inception) through December 31, 2021
Net income (loss)	$2,107,899	$(220,217)
Accretion of temporary equity to redemption value	(3,388,842)	(26,520,072)
Net income (loss) including accretion of temporary equity to redemption value	$(1,280,943)	$(26,740,289)

	For the Year Ended December 31, 2022		For the Period from July 15, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Total income (loss) allocated by Class	1,686,319	421,580	(36,292)	(183,925)

Less: Accretion allocated based on ownership percentage	(2,711,074)	(677,768)	(21,216,058)	(5,304,014)
Plus accretion applicable to Class A redeemable Shares	3,388,842		26,520,072	—
Total earnings (loss) by Class	$2,364,087	$(256,188)	$5,267,722	$(5,487,939)
Denominator
Weighted average shares	23,000,000	5,750,000	3,402,367	5,511,834
Basic and diluted net income (loss) per ordinary share	$0.10	$(0.04)	$1.55	$(1.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

The three levels of the fair value hierarchy under ASC 820 are as follows:

Level 1—Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level 2—Pricing inputs are other than quoted prices included within Level I that are observable for the investment, either directly or indirectly. Level II pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3—Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

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

As of December 31, 2022 and 2021, the Company’s assets measured at fair value on a recurring basis consist solely of  U.S. Treasuries held in Trust classified within Level 1 of the fair value hierarchy. The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments.

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

Working Capital Loans—Related Party

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor agreed to loan the Company an aggregate of up to $2,500,000 funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans are non-interest bearing and due at the earlier of (i) September 6, 2023, (ii) the date of consummation of a Business Combination or, (iii) pursuant to acceleration of the obligations upon an event of default. At the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The embedded feature to settle the Working Capital Loans upon the occurrence of an event of default is clearly and closely related to the debt host and is therefore not required to be separated. As of December 31, 2022 and 2021, the Company had $577,992 and $274,127, respectively, in outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

On December 1, 2021, the Company entered into an agreement that provides that, commencing on the closing of the IPO and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. The Sponsor subsequently agreed to waive any fees that would have been payable by the Company under the agreement for the month of December 2021. For the year ended December 31, 2022 $120,000 was incurred and recognized in formation and operating costs in the statement of operations. As of December 31, 2022 and 2021, $120,000 and $0, respectively, was payable and included in payable to affiliate on the balance sheet

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates. No such expenditures were incurred for the year ended December 31, 2022 or the period from  July 15, 2021 (inception) through December 31,  2022.

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

Note 6—Class A Ordinary Shares Subject to Possible Redemption

The Company is authorized to issue 80,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 23,000,000 shares of Class A ordinary shares outstanding, all of which were subject to redemption. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.

As of December 31, 2022, Class A ordinary shares reflected on the balance sheet is reconciled as follows:

Class A ordinary shares subject to possible redemption - December 31, 2021	$234,606,064
Plus:
Accretion of carrying value to redemption value	3,388,842
Class A ordinary shares subject to possible redemption - December 31, 2022	$237,994,906

As of December 31, 2021, Class A ordinary shares reflected on the balance sheet is reconciled as follows:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(12,723,198)
Amount of proceeds allocated to Public Warrants	(9,190,810)
Plus:
Accretion of carrying value to redemption value	26,520,072
Class A ordinary shares subject to possible redemption	$234,606,064

Note 7—Shareholder’s Equity

Preference Shares —The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued and outstanding.

Class A Ordinary Shares —The Company is authorized to issue 80,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and classified as temporary equity in the accompanying balance sheet (see Note 6).

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022 covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Reginald Fils-Aimé	61	Chairman of the Board of Directors
Clinton Foy	50	Co-Chief Executive Officer and Director
Jamie Sharp	30	Co-Chief Executive Officer
Chris Jefferis	48	Chief Financial Officer
Kathy Vrabeck	59	Director
Nancy Tellem	69	Director
Alexis Ohanian	39	Director

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Each of our audit committee, compensation committee and nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Kathy Vrabeck, Nancy Tellem and Alexis Ohanian. Kathy Vrabeck serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Kathy Vrabeck qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

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

•

reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Kathy Vrabeck and Nancy Tellem. Kathy Vrabeck serves as chair of the nominating and corporate governance committee..

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics and business conduct (our “code of ethics”) applicable to our directors, officers and employees. We have filed a copy of our code of ethics as an exhibit to this Annual Report. We have also posted a copy of our code of ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website, investors.utaacorp.com, under “Corporate Governance—Documents & Charters.” Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2023 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
•	each of our directors and officers; and
•	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 31, 2023.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Beneficially Owned	Approximate Percentage of Class	Beneficially Owned(2)	Approximate Percentage of Class(2)
UTA Acquisition Sponsor LLC (our sponsor)(3)			5,675,000	98.7%
Reginald Fils-Aimé(4)	—	—	—	—
Clinton Foy(4)	—	—	—	—
Jamie Sharp(4)	—	—	—	—
Chris Jefferis(4)	—	—	—	—
Kathy Vrabeck	—	—	25,000	*
Nancy Tellem	—	—	25,000	*
Alexis Ohanian	—	—	25,000	*
All directors, officers and director nominees as a group (7 individuals)			5,750,000	100.0%
Saba Capital Management, L.P.(5)	1,207,544	5.3%	—	—
Fort Baker Capital Management LP(5)	1,722,797	7.5%	—	—
Cantor Fitzgerald Securities(7)	1,180,731	5.1%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o UTA Acquisition Corporation, 135 5th Avenue, 7th Floor, New York, NY 10010.
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

(6)

Shares beneficially owned are based on Schedule 13G filed with the SEC on February 14, 2023 by Fort Baker Capital Management LP, which information has not been independently confirmed. Fort Baker Capital Management LP has shared voting and dispositive power with respect to the 1,722,797 Class A ordinary shares. The business address of the shareholder, as reported in the Schedule 13G, is 700 Larkspur Landing Circle, Suite 275 Larkspur, CA 94938.

(7)

Shares beneficially owned are based on Schedule 13G filed with the SEC on November 16, 2022 by Cantor Fitzgerald Securities, a general partnership formed in New York (“CFS”), Cantor Fitzgerald, L.P, a Delaware limited partnership (“Cantor”), CF Group Management, Inc., a New York corporation (“CFGM”), and Mr. Howard W. Lutnick, which information has not been independently confirmed. CFGM is the managing general partner of Cantor and directly or indirectly controls the managing general partner of CFS. Mr. Lutnick is Chairman and Chief Executive of CFGM and trustee of CFGM;s sole stockholder. Cantor, indirectly, holds a majority of the ownership interests of CFS. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the 1,180,731 Class A ordinary shares directly held by CFS.  Each of entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The business address of the shareholder, as reported in the Schedule 13G, is 110 East 59th Street, New York, New York 10022.

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

In addition, in order to finance transaction costs in connection with a business combination, the sponsor agreed to loan the Company up to $2,500,000 of funds as may be required (“working capital loans”). If the Company completes a business combination, the Company will repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lender’s discretion, up to $2,500,000 of such working capital loans may be convertible into warrants of the post-business-combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2022 and 2021, the Company had borrowings of $577,992 and $274,127, respectively, under the working capital loans.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the year ended December 31, 2022	For the Year ended December 31, 2021
Audit Fees(1)	$87,183	$157,980
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$87,183	$157,980

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

No.	Description of Exhibit

3.1(1)	Amended and Restated Memorandum and Articles of Association.
4.1(1)	Warrant Agreement, dated December 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2**	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated December 1, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated December 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated December 1, 2021, among the Company the Sponsor and certain other security holders named therein.
10.4(1)	Sponsor Warrants Purchase Agreement, dated December 1, 2021, between the Company and the Sponsor.
10.5(1)	Administrative Services Agreement, dated December 1, 2021, between the Company and the Sponsor.
10.6**	Indemnity Agreement, dated December 1, 2021, between the Company and Reginald Fils Aimé.
10.7**	Indemnity Agreement, dated December 1, 2021, between the Company and Clinton Foy.
10.8**	Indemnity Agreement, dated December 1, 2021, between the Company and Jamie Sharp.
10.9**	Indemnity Agreement, dated December 1, 2021, between the Company and Chris Jefferis.
10.10**	Indemnity Agreement, dated December 1, 2021, between the Company and Kathy Vrabeck.
10.11**	Indemnity Agreement, dated December 1, 2021, between the Company and Nancy Tellem.
10.12**	Indemnity Agreement, dated December 1, 2021, between the Company and Alexis Ohanian.
10.13**	Promissory Note issued to UTA Acquisition Sponsor LLC
14.1**	Code of Ethics and Business Conduct of UTA Acquisition Corporation.
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2021.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2022.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTA ACQUISITION CORPORATION

Date: March 31, 2023	/s/ Cl	inton Foy
	By:	Clinton Foy
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Reginald Fils-Aimé
Name:	Reginald Fils-Aimé
Title:	Chairman of the Board of Directors
Date:	March 31, 2023

/s/ Clinton Foy
Name:	Clinton Foy
Title:	Co-Chief Executive Officer and Director (Principal Executive Officer)
Date:	March 31, 2023

/s/ Jamie Sharp
Name:	Jamie Sharp
Title:	Co-Chief Executive Officer
Date:	March 31, 2023

/s/ Chris Jefferis
Name:	Chris Jefferis
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 31, 2023

/s/ Kathy Vrabeck
Name:	Kathy Vrabeck
Title:	Director
Date:	March 31, 2023

/s/ Nancy Tellem
Name:	Nancy Tellem
Title:	Director
Date:	March 31, 2023

/s/ Alexis Ohanian
Name:	Alexis Ohanian
Title:	Director
Date:	March 31, 2023