Form 10-Q
period 2023-03-31
UTA Acquisition Corp
filed 2023-05-15
CIK 1879221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has fi led all reports required to be fi led by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to fi le such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2023, the registrant had 23,000,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	F-2
Condensed Statements of Operations for the three months ended March 31, 2023 and 2022 (Unaudited)	F-3
Condensed Statement of Changes in Shareholders’ Deficit and Class A Shares Subject to Possible Redemption for the three months ended March 31, 2023 and 2022 (Unaudited)	F-4
Condensed Statement of Cash Flows for the three months ended March 31, 2023 and 2022 (Unaudited)	F-5
Notes to the Condensed Financial Statements (Unaudited)	F-6

UTA Acquisition Corporation

Condensed Balance Sheets

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Current assets
Cash	$24,000	$153,968
Restricted cash held in Trust Account	—	869
Prepaid expenses	474,711	549,405
Marketable securities held in Trust Account	240,522,631	237,994,037
Total Assets	$241,021,342	$238,698,279

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities
Accrued expenses	$213,333	$90,385
Related party payable	150,000	120,000
Working capital loan - related party	752,993	577,992
Deferred underwriters fee	8,050,000	8,050,000
Total Liabilities	9,166,326	8,838,377

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 23,000,000 shares outstanding at redemption value	240,522,631	237,994,906

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding, excluding 23,000,000 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,668,190)	(8,135,579)
Total Shareholders' Deficit	(8,667,615)	(8,135,004)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$241,021,342	$238,698,279

The accompanying notes are an integral part of these condensed financial statements

UTA Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Formation and operating costs	$532,611	$374,372
Loss from operations	(532,611)	(374,372)
Realized and unrealized gain (loss) on marketable securities held in trust	1,440,963	(114,785)
Interest income on securities held in trust	1,086,762	58,680
Net income (loss)	$1,995,114	$(430,477)

Weighted average shares outstanding of class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	23,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.09	$(0.02)
Weighted-average Class B ordinary outstanding, basic and diluted, non-redeemable shares	$5,750,000	$5,750,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.02)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements

UTA Acquisition Corporation

Condensed Statements of Changes in Stockholders’ Deficit and Class A Shares Subject to Possible Redemption

(Unaudited)

For the Three Months Ended March 31, 2023

	Class A Ordinary Shares Subject to Possible Redemption		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	23,000,000	$237,994,906	5,750,000	$575	$—	$(8,135,579)	$(8,135,004)
Accretion of Class A ordinary shares to redemption value	—	2,527,725	—	—	—	(2,527,725)	(2,527,725)
Net income	—	—	—	—	—	1,995,114	1,995,114
Balance – March 31, 2023	23,000,000	$240,522,631	5,750,000	$575	$—	$(8,668,190)	$(8,667,615)

For the Three Months Ended March 31, 2022

	Class A ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	23,000,000	$234,606,064	5,750,000	$575	$—	$(6,854,636)	$(6,854,061)
Accretion of Class A ordinary shares to redemption value	—	(56,105)	—	—	—	56,105	56,105
Net income	—	—	—	—	—	(430,477)	(430,477)
Balance – March 31, 2022	23,000,000	$234,549,959	5,750,000	$575	$—	$(7,229,008)	$(7,228,433)

The accompanying notes are an integral part of these condensed financial statements

UTA Acquisition Corporation

Condensed Statement of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$1,995,114	$(430,477)
Adjustments to reconcile net loss to net cash provided by operating activities:
Realized and unrealized gain and accrued interest on marketable securities held in trust	(2,353,205)	56,105
Changes in operating assets and liabilities:
Prepaid expenses	74,694	98,267
Accrued expenses	152,948	5,708
Net cash provided by (used in) operating activities	(130,449)	(270,397)
Cash flows from Investing Activities:
Proceeds from redemption of Marketable Securities held in Trust Account	239,435,000	-
Investment in Marketable Securities held in Trust Account	(239,610,389)	-
Net cash used in investing activities	(175,389)	-
Cash flows from Financing Activities:
Cash proceeds from working capital loan	175,001	-
Net cash provided by financing activities	175,001	-

Net change in cash	(130,837)	(270,397)
Cash and restricted cash – Beginning	154,837	416,437
Cash and restricted cash – Ending	$24,000	$146,040
Cash and restricted cash at end of year
Cash	24,000	146,040
Total cash and restricted cash at end of year	$24,000	$146,040
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$2,527,725	$56,105

The accompanying notes are an integral part of these condensed financial statements

UTA Acquisition Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 1—Description of Organization, Business Operations and Basis of Presentation

UTA Acquisition Corporation (the “Company”) was incorporated as a Cayman Island exempted company on July 15, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. As further discussed in the Business Combination section below, the Company has until September 6, 2023 to complete a Business Combination.

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (“IPO”) described below, and identifying a target for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Trust Account

A total of $234,600,000, comprised of proceeds from the IPO and the sale of the Private Placement Warrants, was placed in the Trust Account, a U.S.-based trust account at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested only in U.S government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the completion of the Company’s initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its public shares if the Company does not complete its initial business combination within 21 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed its initial business combination within 21 months from the closing of the IPO, subject to applicable law. As of March 31, 2023 and December 31, 2022, marketable securities held in the Trust Account amounted to $240,522,631 and $237,994,037, respectively.

UTA Acquisition Corporation

Notes to the Condensed Financial Statements

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

UTA Acquisition Corporation

Notes to the Condensed Financial Statements

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had $24,000 in cash and working capital deficiency of $617,615.  The working capital calculation excludes amounts held in the Trust Account from current assets and excludes deferred underwriters’ fees from current liabilities. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor agreed to loan the Company an aggregate of up to $2,500,000 funds as may be required (“Working Capital Loans”). As of March 31, 2023, the Company had $752,993 in outstanding borrowings under such Working Capital Loans.

The Company uses funds held outside of the Trust Account and borrowings under the Working Capital Loans to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination. The Company believes that the funds available may not be sufficient to meet the expenditures required for operating our business through a period of one year from the date of these condensed financial statements.

UTA Acquisition Corporation

Notes to the Condensed Financial Statements

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed financial statements. Such condensed financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. As of March 31, 2023, all assets and liabilities are classified as current, as the Combination Period is within 12 months of the reporting date.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from compliance with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be “cash equivalents.” The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Restricted Cash Held in Trust Account

Restricted cash represents cash that is not readily available for general operating needs. The balance consists of cash held in the Trust Account yet to be reinvested. As of March 31, 2023 and December 31, 2022, cash held in the Trust Account classified as restricted cash on the balance sheet amounted to $0 and $869, respectively.

UTA Acquisition Corporation

Notes to the Condensed Financial Statements

Marketable Securities Held in Trust Account

As of March 31, 2023 and December 31, 2022, the Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities and U.S. Treasuries, respectively, with a maturity of 185 days or less. Marketable securities held in the Trust Account are classified as trading securities and presented on the balance sheet at fair value at the end of the period. Gains and losses resulting from the change in fair value of these investments are included in realized and unrealized gain (loss) on marketable securities held in trust in the accompanying condensed statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of its cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company holds regular communications with financial institutions to discuss current market exposures to assess the financial strength and credit worthiness of parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited. As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on its account and management believes the Company is not exposed to significant risks on such account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders' equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 23,000,000 Class A ordinary shares subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the three months ended March 31, 2023, the Company recorded accretion to redemption value of $2,527,725, all of which was recorded in accumulated deficit. For the three months ended March 31, 2022, the Company recorded a downward accretion to redemption value of $56,105, all of which was recorded in accumulated deficit.

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred that are directly related to the IPO and were charged against the carrying values of Class A ordinary shares and the warrants sold in the Units, based on their respective relative fair values. Accordingly, upon consummation of the IPO on December 6, 2021, offering costs in the aggregate of $13,252,780 were recognized, of which $12,723,198 and $529,582 was allocated to Class A ordinary shares and the public warrants, respectively. During the three months ended March 31, 2023 and 2022, no offering costs were incurred or recorded.

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

UTA Acquisition Corporation

Notes to the Condensed Financial Statements

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income loss per ordinary share.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Net income (loss)	$1,995,114	$(430,477)
Accretion of temporary equity to redemption value	(2,527,725)	56,105
Net income (loss) including accretion of temporary equity to redemption value	$(532,611)	$(374,372)

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Total income (loss) allocated by Class	1,596,091	399,023	$(344,382)	$(86,095)
Less: Accretion allocated based on weighted average shares outstanding	(2,022,180)	(505,545)	44,884	11,221
Plus: Accretion applicable to Class A redeemable Shares	2,527,725	—	(56,105)	—
Total income (loss) by Class	$2,101,636	$(106,522)	$(355,603)	$(74,874)
Denominator
Weighted average shares	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income (loss) per ordinary share	$0.09	$(0.02)	$(0.02)	$(0.01)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

UTA Acquisition Corporation

Notes to the Condensed Financial Statements

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

Level 2—Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

As of March 31, 2023 and December 31, 2022, the Company’s assets measured at fair value on a recurring basis consist of U.S. government securities and U.S. Treasuries, respectively, held in Trust classified within Level 1 of the fair value hierarchy. The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

UTA Acquisition Corporation

Notes to the Condensed Financial Statements

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

Working Capital Loans—Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor agreed to loan the Company an aggregate of up to $2,500,000 funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans are non-interest bearing and due at the earlier of (i) September 6, 2023, (ii) the date of consummation of a Business Combination or, (iii) pursuant to acceleration of the obligations upon an event of default. At the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The embedded feature to settle the Working Capital Loans upon the occurrence of an event of default is clearly and

UTA Acquisition Corporation

Notes to the Condensed Financial Statements

closely related to the debt host and is therefore not required to be separated. As of March 31, 2023 and December 31, 2022, the Company had $752,993 and $577,992, respectively, in outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

On December 1, 2021, the Company entered into an agreement that provides that, commencing on the closing of the IPO and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. The Sponsor subsequently agreed to waive any fees that would have been payable by the Company under the agreement for the month of December 2021. For the three months ended March 31, 2023, $30,000 was incurred and recognized in formation and operating costs in the condensed statement of operations. As of March 31, 2023 and December 31, 2022, $150,000 and $120,000, respectively, was payable and included in payable to affiliate on the condensed balance sheet.

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates. No such expenditures were incurred for the three months ended March 31, 2023 and 2022.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine war on the industry and has concluded that while it is reasonably possible that such could have negative effects on the Company’s financial position, results of its operations, and/or search for a target company, the specific impacts are not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

UTA Acquisition Corporation

Notes to the Condensed Financial Statements

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

Note 6—Class A Ordinary Shares Subject to Possible Redemption

The Company is authorized to issue 80,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 23,000,000 shares of Class A ordinary shares outstanding, all of which were subject to redemption. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.

As of March 31, 2023, Class A ordinary shares reflected on the balance sheet is reconciled as follows:

Class A ordinary shares subject to possible redemption - December 31, 2022	$237,994,906
Plus:
Accretion of carrying value to redemption value	2,527,725
Class A ordinary shares subject to possible redemption - March 31, 2023	$240,522,631

As of March 31, 2022, Class A ordinary shares reflected on the balance sheet is reconciled as follows:

Class A ordinary shares subject to possible redemption - December 31, 2021	$234,606,064
Less:
Accretion of carrying value to redemption value	(56,105)
Class A ordinary shares subject to possible redemption - March 31, 2022	$234,549,959

Note 7—Shareholder’s Equity

Preference Shares —The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued and outstanding.

Class A Ordinary Shares —The Company is authorized to issue 80,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023, and December 31, 2022, there were 23,000,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and classified as temporary equity in the accompanying balance sheet (see Note 6).

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

UTA Acquisition Corporation

Notes to the Condensed Financial Statements

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

Warrants — As of March 31, 2023 and December 31, 2022, the Company had 11,500,000 and 11,200,000 Public Warrants and Private Placement Warrants outstanding, respectively. The Company accounts for both the Public and Private Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants meet the criteria for equity treatment thereunder, each warrant must be recorded within equity.

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

UTA Acquisition Corporation

Notes to the Condensed Financial Statements

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2023 were identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $1,995,114, which resulted entirely from earnings on investments held in Trust Account of $2,527,725, offset by formation and operating costs of $532,611.

For the three months ended March 31, 2022, we had net loss of $430,477, which resulted entirely from $374,372 in formation and operating costs and $56,105 in losses on investments held in the Trust Account.

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

As of March 31, 2023, we had cash outside our Trust Account of $24,000 and had a working capital deficiency of $617,615. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor agreed to loan us funds of up to $2,500,000 as may be required (the “Working Capital Loans”), of which $1,747,007 remains available as of March 31, 2023. If we complete our initial business combination, we may repay such Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, such Working Capital Loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

The Company uses funds held outside of the Trust Account and borrowings under the Working Capital Loans to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination.  The Company believes that the funds available may not be sufficient to meet the expenditures required for operating our business through a period of one year from the date of these condensed financial statements.

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

Contractual Obligations

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor agreed to loan us funds as may be required (“Working Capital Loans”), up to $2,500,000. If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans are due at the earlier of September 6, 2023 and the date of consummation of a Business Combination or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023, we had borrowings of $752,993 under the Working Capital Loans.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There were no critical accounting estimates. We have identified the following critical accounting policies:

Net Income (Loss) Per Ordinary Share

See Note 2, Summary of Significant Accounting Policies, for the Company’s accounting and disclosures of ASC Topic 260, “Earnings Per Share.”

Recent Accounting Standards

The Company’s management does not believe that any recently issued accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for nonemerging growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act , (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

UTA Acquisition Corporation

Date: May 15, 2023	By:	/s/ Clinton Foy
Clinton Foy
Co-Chief Executive Officer

Date: May 15, 2023	By:	/s/ Chris Jefferis
Chris Jefferis
Chief Financial Officer