Form 10-Q
period 2023-06-30
UTA Acquisition Corp
filed 2023-08-21
CIK 1879221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-41114

UTA Acquisition Corporation
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1616250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 5th Avenue, 7 th Floor New York, NY	10010
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (917)
781-1679

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	UTAAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	UTAA	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	UTAAW	The Nasdaq Stock Market LLC

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
21
, 2023, the registrant had 23,000,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ii

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	2
Condensed Statements of Operations for the three and six months ended June 30, 2023 and 2022 (Unaudited)	3
Condensed Statement of Changes in Shareholders’ Deficit and Class A Shares Subject to Possible Redemption for the three and six months ended June 30, 2023 and 2022 (Unaudited)	4
Condensed Statement of Cash Flows for the six months ended June 30, 2023 and 2022 (Unaudited)	5
Notes to the Condensed Financial Statements (Unaudited)	6

UTA Acquisition Corporation
Condensed Balance Sheets

	June 30, 2023 (Unaudited)	December 31, 2022
Assets:
Cash	$24,603	$153,968
Restricted cash held in Trust Account	—	869
Prepaid expenses	301,195	549,405
Marketable securities held in Trust Account	243,390,357	237,994,037

Total assets	$243,716,155	$238,698,279

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accrued expenses	$228,545	$90,385
Related Party Payable	180,000	120,000
Working capital loan - related party	835,993	577,992
Deferred underwriters fee	8,050,000	8,050,000

Total liabilities	9,294,538	8,838,377
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 23,000,000 shares outstanding at redemption value	243,390,356	237,994,906
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding, excluding 23,000,000 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,969,314)	(8,135,579)

Total Shareholders’ Deficit	(8,968,739)	(8,135,004)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$243,716,155	$238,698,279

The accompanying notes are an integral part of these condensed financial statements

UTA Acquisition Corporation
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Formation and operating costs	$301,124	$282,455	$833,735	$656,827

Loss from operations	(301,124)	(282,455)	(833,735)	(656,827)
Realized and unrealized gain on marketable securities held in trust	—	123,065	1,440,963	8,280
Interest income on securities held in trust	2,867,725	174,841	3,954,487	233,521

Net income (loss)	$2,566,601	$15,451	$4,561,715	$(415,026)

Weighted average shares outstanding of class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	23,000,000	23,000,000	23,000,000

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.11	$0.00	$0.21	$(0.01)

Weighted-average Class B ordinary outstanding, basic and diluted, non-redeemable shares	$5,750,000	$5,750,000	$5,750,000	$5,750,000

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.01)	$(0.01)	$(0.03)	$(0.02)

The accompanying notes are an integral part of these condensed financial statements

UTA Acquisition Corporation
Condensed Statements of Changes in Stockholders’ Deficit and Class A Shares Subject to Possible Redemption
(Unaudited)
For the Three and Six Months Ended June 30, 2023

	Class A Ordinary Shares Subject to Possible Redemption		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2022	23,000,000	$237,994,906	5,750,000	$575	$—	$(8,135,579)	$(8,135,004)

Accretion of Class A ordinary shares to redemption value	—	2,527,725	—	—	—	(2,527,725)	(2,527,725)
Net income	—	—	—	—	—	1,995,114	1,995,114

Balance – March 31, 2023	23,000,000	$240,522,631	5,750,000	$575	$—	$(8,668,190)	$(8,667,615)

Accretion of Class A ordinary sh are s to redemption value	—	2,867,725	—	—	—	(2,867,725)	(2,867,725)
Net income	—	—	—	—	—	2,566,601	2,566,601

Balance – June 30, 2023	23,000,000	$243,390,356	5,750,000	$575	$—	$(8,969,314)	$(8,968,739)

For the Three and Six Months Ended June 30, 2022

	Class A ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	23,000,000	$234,606,064	5,750,000	$575	$—	$(6,854,636)	$(6,854,061)
Accretion of Class A ordinary shares to redemption value	—	(56,105)	—	—	—	56,105	56,105
Net loss	—	—	—	—	—	(430,477)	(430,477)

Balance – March 31, 2022	23,000,000	$234,549,959	5,750,000	$575	$—	$(7,229,008)	$(7,228,433)

Accretion of Class A ordinary shares to redemption value	—	297,906	—	—	—	(297,906)	(297,906)
Net income	—	—	—	—	—	15,451	15,451

Balance – June 30, 2022	23,000,000	$234,847,865	5,750,000	$575	$—	$(7,511,463)	$(7,510,888)

The accompanying notes are an integral part of these condensed financial statements

UTA Acquisition Corporation
Condensed Statement of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Cash flows from operating activities:
Net income (loss)	$4,561,715	$(415,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized and u nrealized gain on marketable securities held in trust	(1,440,963)	(241,801)
Change in accrued interest included in marketable securities held in trust	(1,007,769)	—
Changes in operating assets and liabilities:
Prepaid expenses	248,210	274,600
Accrued expenses and related party payable	198,160	(30,269)

Net cash provided by (used in) operating activities	2,559,353	(412,496)

Cash flows from investing activities:
Proceeds from redemption of marketable securities held in trust account	239,435,000	234,718,663
Investment in marketable securities held in trust account	(242,382,588)	(234,718,663)

Net cash used in investing activities	(2,947,588)	—

Cash flows from financing activities:
Cash proceeds from working capital loan	258,001	—

Net cash provided by financing activities	258,001	—

Net change in cash and restricted cash	(130,234)	(412,496)
Cash and restricted cash – beginning of period	154,837	416,437

Cash and restricted cash – end of period	$24,603	$3,941

Supplemental disclosure of non-cash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$5,395,450	$(241,801)
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
As further discussed in the Business Combination section, the Company has until September 6, 2023 to complete a Business Combination, at which time it will be obligated to redeem 100% of the public shares if it is unable to do so, as defined and described below. As of June 30, 2023, the Company has not taken any action to extend the business combination period beyond September 6, 2023.
As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (“IPO”) described below, and identifying a target for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
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
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the completion of the Company’s initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its public shares if the Company does not complete its initial business combination within 21 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed its initial business combination within 21 months from the closing of the IPO, subject to applicable law. As of June 30, 2023 and December 31, 2022, marketable securities held in the Trust Account amounted to $243,390,357 and $237,994,037, respectively.
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

UTA Acquisition Corporation
Notes to Condensed Financial Statements
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
Liquidity, Capital Resources and Going Concern
As of June 3
0
, 2023, the Company had $24,603 in cash and working capital deficiency of
$
918,740. The working capital calculation excludes amounts held in the Trust Account from current assets and excludes deferred underwriters’ fees from current liabilities. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor agreed to loan the Company an aggregate of up to $2,500,000 funds as may be required (“Working Capital Loans”). As of June 30, 2023, the Company had $835,993 in outstanding borrowings under such Working Capital Loans.
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
Notes to Condensed Financial Statements
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
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited
 interim

condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed financial statements. Such condensed financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. As of June 30, 2023, all assets and liabilities are classified as current, as the Combination Period is within 12 months of the reporting date.
 The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed by the Company with the SEC.
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
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be “cash equivalents.” The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.
Restricted Cash Held in Trust Account
Restricted cash represents cash that is not readily available for general operating needs. The balance consists of cash held in the Trust Account yet to be reinvested. As of June 30, 2023 and December 31, 2022, cash held in the Trust Account classified as restricted cash on the balance sheet amounted to $0 and $869, respectively.
Marketable Securities Held in Trust Account
As of June 30, 2023 and December 31, 2022, the Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities and U.S. Treasuries, respectively, with a maturity of 185 days or less. Marketable securities held in the Trust Account are classified as trading securities and presented on the balance sheet at fair value at the end of the period. Gains and losses resulting from the change in fair value of these investments are included in realized and unrealized gain (loss) on marketable securities held in trust in the accompanying condensed statement of operations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of its cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company holds regular communications with financial institutions to discuss current market exposures to assess the financial strength and credit worthiness of parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on its account and management believes the Company is not exposed to significant risks on such account.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 23,000,000 Class A ordinary shares subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

UTA Acquisition Corporation
Notes to Condensed Financial Statements
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. For the three and six months ended June 30, 2023, the Company recorded an-upward accretion to redemption value of $
2,867,725

and $5,395,450
, respectively, all of which was recorded in accumulated deficit. For the three and six months ended June 30, 2022, the Company recorded accretion to redemption value of $297,906 and $241,801, respectively, all of which was recorded in accumulated
deficit.
Offering Costs
Offering costs consist of legal, accounting, and other costs incurred that are directly related to the IPO and were charged against the carrying values of Class A ordinary shares and the warrants sold in the Units, based on their respective relative fair values. Accordingly, upon consummation of the IPO on December 6, 2021, offering costs in the aggregate of $13,252,780 were recognized, of which $12,723,198 and $529,582 was allocated to Class A ordinary shares and the public warrants, respectively. During the three and six months ended
June 30, 2023 and 2022,
no offering costs were incurred or recorded.
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
The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Net income (loss)	$2,566,601	$15,451	$4,561,715	$(415,026)
Accretion of temporary equity to redemption value	(2,867,725)	(297,906)	(5,395,450)	(241,801)

Net loss including accretion of temporary equity to redemption value	(301,124)	(282,455)	(833,735)	(656,827)

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
	Class A	Class B	Class A	Class B
Numerator:
Total income (loss) allocated by Class	2,053,281	513,320	3,649,372	912,343
Less: Accretion allocated based on ownership percentage	(2,294,180)	(573,545)	(4,316,360)	(1,079,090)
Plus: accretion applicable to Class A redeemable Shares	2,867,725		5,395,450

Total income (loss) by Class	$2,626,826	$(60,225)	4,728,462	$(166,747)

Denominator :
Weighted average shares	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income (loss) per ordinary share	0.11	(0.01)	0.21	(0.03)

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Total income (loss) allocated by Class	12,361	3,090	(332,021)	(83,005)
Less: Accretion allocated based on ownership percentage	(238,325)	(59,581)	(193,441)	(48,360)
Plus: accretion applicable to Class A redeemable Shares	297,906	—	241,801	—

Total income (loss) by Class	$71,942	$(56,491)	(283,661)	$(131,365)

Denominator :
Weighted average shares	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income (loss) per ordinary share	0.00	(0.01)	(0.01)	(0.02)
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

UTA Acquisition Corporation
Notes to Condensed Financial Statements
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
As of June 30, 2023 and December 31, 2022, the Company’s assets measured at fair value on a recurring basis consist of U.S. government securities and U.S. Treasuries, respectively, held in Trust classified within Level 1 of the fair value hierarchy. The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments.
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
20
trading days within any
30
-trading
day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

UTA Acquisition Corporation
Notes to Condensed Financial Statements
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
Working Capital Loans—Related Party
In order to finance transaction costs in connection with a Business Combination, the Sponsor agreed to loan the Company an aggregate of up to $2,500,000 funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans are
non-interest
bearing and due at the earlier of (i) September 6, 2023, (ii) the date of consummation of a Business Combination or, (iii) pursuant to acceleration of the obligations upon an event of default. At the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The embedded feature to settle the Working Capital Loans upon the occurrence of an event of default is clearly and closely related to the debt host and is therefore not required to be separated. As of June 30, 2023 and December 31, 2022, the Company had $835,993

and $577,992, respectively, in outstanding borrowings under the Working Capital Loans.
Administrative Services Agreement
On December 1, 2021, the Company entered into an agreement that provides that, commencing on the closing of the IPO and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. The Sponsor subsequently agreed to waive any fees that would have been payable by the Company under the agreement for the month of December 2021. For the three and six months ended June 30,
2023 and
 2022, $30,000 and $60,000 respectively, was incurred and recognized in formation and operating costs in the condensed statement of operations. As of June 30, 2023 and December 31, 2022, $
180,000

and $120,000, respectively, was payable and included in payable to affiliate on the condensed balance sheet.
The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates. No such expenditures were incurred for the three and six months ended June 30, 2023 and 2022.
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
Risks and Uncertainties
Management continues to evaluate the impact of the Russia-Ukraine war on the industry and has concluded that while it is reasonably possible that such could have negative effects on the Company’s financial position, results of its operations, and/or search for a target company, the specific impacts are not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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

UTA Acquisition Corporation
Notes to Condensed Financial Statements
Note 6—Class A Ordinary Shares Subject to Possible Redemption
The Company is authorized to issue 80,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 23,000,000 shares of Class A ordinary shares outstanding, all of which were subject to redemption. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.
As of June 30, 2023, Class A ordinary shares reflected on the balance sheet is reconciled as follows:

Class A ordinary shares subject to possible redemption - December 31, 2022	$237,994,906
Plus:
Accretion of carrying value to redemption value	5,395,450

Class A ordinary shares subject to possible redemption - June 30, 2023	$243,390,356
As of June 30, 2022, Class A ordinary shares reflected on the balance sheet is reconciled as follows:

Class A ordinary shares subject to possible redemption - December 31, 2021	$234,606,064
Plus:
Accretion of carrying value to redemption value	241,801

Class A ordinary shares subject to possible redemption - June 30, 2022	$234,847,865
Note 7—Shareholder’s Equity
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued and outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 80,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023, and December 31, 2022, there were 23,000,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and classified as temporary equity in the accompanying balance sheet (see Note 6).
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
basis.
Warrants
— As of June 30, 2023 and December 31, 2022, the Company had 11,500,000 and 11,200,000 Public Warrants and Private Placement Warrants outstanding, respectively.
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

UTA Acquisition Corporation
Notes to Condensed Financial Statements
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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three and six months ended June 30, 2023 were identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $2,566,601, which resulted entirely from earnings on investments held in Trust Account of 2,867,725, offset by formation and operating costs of $301,124.

For the six months ended June 30, 2023, we had net income of $4,561,715, which resulted entirely from earnings on investments held in Trust Account of $5,395,450, offset by formation and operating costs of $833,735.

For the three months ended June 30, 2022, we had net income of $15,451, which resulted entirely from earnings on investments held in Trust Account of $297,906, offset by formation and operating costs of $282,455.

For the six months ended June 30, 2022, we had a net loss of $415,026, which resulted entirely from formation and operating costs of $656,827, offset by earnings on investments held in Trust Account of $241,801.

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

As of June 30, 2023, we had cash outside our Trust Account of $24,603 and had a working capital deficiency of $918,740. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor agreed to loan us funds of up to $2,500,000 as may be required (the “Working Capital Loans”), of which $1,664,007 remains available as of June 30, 2023. If we complete our initial business combination, we may repay such Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, such Working Capital Loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Contractual Obligations

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor agreed to loan us funds as may be required (“Working Capital Loans”), up to $2,500,000. If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans are due at the earlier of September 6, 2023 and the date of consummation of a Business Combination or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023, we had borrowings of $835,993 under the Working Capital Loans.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023, except as described below. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Nasdaq has delisted our public warrants and may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum amount in shareholders’ equity and a minimum of 300 round lot holders for our ordinary shares. On June 24, 2023, we received a written notice from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with Listing Rule 5452(b)(B), which requires the public warrants to be held by at least 100 holders in order to continue the listing of the public warrants on the Nasdaq Global Market. Accordingly, the Company’s warrants were suspended from the Nasdaq Global Market on August 2, 2023, and a Form 25-NSE was filed with the Securities and Exchange Commission (the “SEC”), which removed the Company’s warrants from listing and registration on Nasdaq.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and warrants currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination, which may negatively impact our ability to consummate our initial Business Combination.

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

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a). None.

(b). None.

(c). During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

UTA Acquisition Corporation

Date: August 21, 2023	By:	/s/ Clinton Foy
Clinton Foy
Co-Chief Executive Officer

Date: August 21, 2023	By:	/s/ Chris Jefferis
Chris Jefferis
Chief Financial Officer